Form 10-Q
period 2021-03-31
Mallard Acquisition Corp.
filed 2021-06-01
CIK 1805795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

(813) 407-0444
(Issuer’s telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 28, 2021, there were 13,750,000 shares of common stock, $0.0001 par value, issued and outstanding.

MALLARD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MALLARD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$447,734	$782,937
Prepaid expenses	313,161	292,552
Total Current Assets	760,895	1,075,489

Marketable securities held in Trust Account	111,104,658	111,101,918
TOTAL ASSETS	$111,865,553	$112,177,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities - Accrued expenses	98,780	106,241
Warrant liability	13,320,000	15,750,000
Deferred underwriting fee payable	3,850,000	3,850,000
Total Liabilities	17,268,780	19,706,241

Commitments
Class A common stock subject to possible redemption 8,870,814 and 8,660,511 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	89,596,768	87,471,161

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,879,186 and 5,089,489 issued and outstanding (excluding 8,870,814 and 8,660,511 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	488	509
Additional paid-in capital	1,588,690	3,714,276
Retained earnings	3,410,827	1,285,220
Total Stockholders’ Equity	5,000,005	5,000,005
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$111,865,553	$112,177,407

The accompanying notes are an integral part of the unaudited condensed financial statements.

MALLARD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from February 26, 2020 (Inception) Through March 31,
	2021	2020
Formation and operating costs	$307,133	$1,000
Loss from operations	(307,133)	(1,000)

Other income:
Change in fair value of warrant liability	2,430,000	—
Interest earned on marketable securities held in Trust Account	2,740	—

Net (loss) income	$2,125,607	$(1,000)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	8,870,814	—

Basic and diluted net income per share, common stock subject to redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Common stock(1)	22,967,139	2,750,000

Basic and diluted net income per share, Common stock	$0.09	$0.00

(1)

For the period from February 26, 2020 (inception) through March 31, 2020, excluded an aggregate of up to 412,500 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part by the underwriters (see Note 5). In December 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 412,500 shares. Accordingly, for the period from February 26, 2020 (inception) through March 31, 2020, 2,750,000 Founder Shares remained issued and outstanding.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MALLARD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2021	5,089,489	$509	$3,714,276	$1,285,220	$5,000,005

Change in value of common stock subject to redemption	(210,303)	(21)	(2,125,586)	—	(2,125,607)

Net income	—	—	—	2,125,607	2,125,607

Balance – March 31, 2021	4,879,186	$488	$1,588,690	$3,410,827	$5,000,005

FOR THE PERIOD FROM FEBRUARY 26, 2020 (INCEPTION) TO MARCH 31, 2020

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	in Capital	Earnings	Deficit	Equity
Balance – February 26, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor(1)	3,162,500	316	24,684	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance – March 31, 2020	3,162,500	$316	$24,684	$(1,000)	$24,000

(1)	For the period from February 26, 2020 (inception) through March 31, 2020, included an aggregate of up to 412,500 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part by the underwriters (see Note 5). In December 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 412,500 shares.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MALLARD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from February 26, 2020 (Inception) Through March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$2,125,607	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(2,430,000)	—
Interest earned on marketable securities held in Trust Account	(2,740)	—
Changes in operating assets and liabilities:
Prepaid expenses	(20,609)	—
Accrued expenses	(7,461)	1,000
Net cash used in operating activities	(335,203)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	87,500
Payment of offering costs	—	(87,500)
Net cash provided by financing activities	—	25,000

Net Change in Cash	(335,203)	25,000
Cash – Beginning of period	782,937	—
Cash – End of period	$447,734	$25,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$5,000
Change in value of common stock subject to possible redemption	$2,125,607	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from February 26, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Liquidity and Going Concern

As of March 31, 2021, the Company had $447,734 in its operating bank accounts, $111,104,658 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $712,115.

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

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on April 22, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using both a probability adjusted Black-Scholes option pricing model and a Monte Carlo simulation approach (see Note 9).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2021 and for the period from February 26, 2020 (inception) through March 31, 2020, due to the valuation allowance recorded on the Company’s net operating losses.

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

Net income (Loss) per Common Share

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

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2021	For the Period from February 26, 2020 (Inception) Through March 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$2,740	$—
Unrealized gain (loss) on marketable securities held in Trust Account		—
Less: interest available to be withdrawn for payment of taxes	(2,740)	—
Net income allocable to Common stock subject to possible redemption	$—	$—
Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	8,870,814	—
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Net Earnings
Net income (loss)	$2,125,607	$(1,000)
Less: Net income allocable to common stock subject to possible redemption	—	—
Non-Redeemable Net Earnings (Loss)	$2,125,607	$(1,000)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	22,967,139	2,750,000
Basic and diluted net earnings (loss) per share, Non-redeemable Common stock	$0.09	$(0.00)

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

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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
MARCH 31, 2021
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

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 4,879,186 and 5,089,489 shares of common stock issued or outstanding, excluding 8,870,814 and 8,660,511 shares of common stock subject to possible redemption, respectively.

NOTE 8. WARRANT LIABILITY

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

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

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

At March 31, 2021 and December 31, 2020, investments held in the Trust Account were comprised of $111,104,658 and $111,101,918 in money market funds which are invested primarily in U.S. Treasury Securities, respectively. Through March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

At March 31, 2021 and December 31, 2020, there were 11,000,000 Public Warrants and 10,000,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$111,104,658	$111,104,658	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$4,950,000	$4,950,000	$—	$—
Warrant Liability – Private Placement Warrants	$8,370,000	$—	$—	$8,370,000

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$111,101,918	$111,101,918	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$8,800,000	$8,800,000	$—	$—
Warrant Liability – Private Placement Warrants	$6,950,000	$—	$—	$6,950,000

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

The fair value of the Private Placement Warrants was estimated at December 31, 2020 using the Black-Scholes model and the following assumptions:

	March 31, 2021	December 31, 2020
Estimated dividend yield	—	--
Expected volatility	18%	25%
Risk-free interest rate	0.76%	0.36%
Expected term (years)	4.92	5.00

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$6,950,000	$8,800,000	$15,750,000
Change in valuation inputs or other assumptions	1,420,000	(3,850,000)	(2,430,000)
Fair value as of March 31, 2021	$8,370,000	$4,950,000	$13,320,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on February 26, 2020, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on investments held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had a net income of $2,125,607, which consists of the change in fair value of warrant liability of $2,430,000, and interest earned on marketable securities held in our Trust Account of $2,740, offset by formation and operating costs of $307,133.

For the period from February 26, 2020 (inception) through March 31, 2020, we had net loss $1,000, which consisted of formation and operating costs.

Liquidity and Capital Resources

On October 29, 2020, we completed the Initial Public Offering of 11,000,000 Units at $10.00 per Unit, generating gross proceeds of $110,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,000,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $5,000,000.

For the three months ended March 31, 2021, cash used in operating activities was $335,203. Net income of $2,125,607 was affected by the change in fair value of warrant liability of $2,430,000 and interest earned on marketable securities held in the Trust Account of $2,740. Changes in operating assets and liabilities used $28,070 of cash for operating activities.

For the period from February 26, 2020 (inception) through March 31, 2020, net cash used in operating activities was $0. Net loss of $1,000. Changes in operating assets and liabilities provided $1,000 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $111,104,658 (including approximately $2,740 of interest income) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $447,734. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10- filed with the SEC.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLARD ACQUISITION CORP.

Date: May 28, 2021	By:	/s/ P. Jeffrey Leck
	Name:	P. Jeffrey Leck
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 28, 2021	By:	/s/ John F. Kirtley
	Name:	John F. Kirtley
	Title:	Chief Financial Officer
(Principal Financial Officer)