Form 10-Q
period 2021-06-30
Mallard Acquisition Corp.
filed 2021-08-20
CIK 1805795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 19, 2021, there were 13,750,000 shares of common stock, $0.0001 par value, issued and outstanding.

MALLARD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021 and for the period from February 26, 2020 (inception) through June 30, 2020 (unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 and for the period from February 26, 2020 (inception) through June 30, 2020 (unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and for the period from February 26, 2020 (inception) through June 30, 2020 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22

Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24

Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MALLARD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$301,891	$782,937
Prepaid expenses	233,466	292,552
Total Current Assets	535,357	1,075,489

Marketable securities held in Trust Account	111,107,428	111,101,918
TOTAL ASSETS	$111,642,785	$112,177,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities - Accrued expenses	145,740	106,241
Warrant liability	11,170,000	15,750,000
Deferred underwriting fee payable	3,850,000	3,850,000
Total Liabilities	15,165,740	19,706,241

Commitments
Common stock subject to possible redemption 9,056,977 and 8,660,511 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	91,477,043	87,471,161

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,693,023 and 5,089,489 issued and outstanding (excluding 9,056,977 and 8,660,511 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	469	509
Additional paid-in capital	—	3,714,276
Retained earnings	4,999,533	1,285,220
Total Stockholders’ Equity	5,000,002	5,000,005
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$111,642,785	$112,177,407

The accompanying notes are an integral part of the unaudited condensed financial statements.

MALLARD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from February 26, 2020 (Inception) through June 30,
	2021	2020	2021	2020
Formation and operating costs	$272,498	$—	$579,631	$1,000
Loss from operations	(272,498)	—	(579,631)	(1,000)

Other income:
Change in fair value of warrant liability	2,150,000	—	4,580,000	—
Interest earned on marketable securities held in Trust Account	2,770	—	5,510	—
Other income, net	2,152,770	—	4,585,510	—

Income before provision for income taxes	1,880,272	—	4,005,879	(1,000)
Benefit for income taxes	—	—	—	—
Net income	$1,880,272	$—	$4,005,879	$(1,000)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	8,870,814	—	8,766,243	—

Basic and diluted net income per share, common stock subject to redemption	—	—	—	—

Basic and diluted weighted average shares outstanding, Common stock	4,879,186	2,750,000	4,983,757	2,750,000

Basic and diluted net income per share, Common stock	0.39	—	0.82	—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MALLARD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2021	5,089,489	$509	$3,714,276	$1,285,220	$5,000,005

Change in value of common stock subject to redemption	(210,303)	(21)	(2,125,586)	—	(2,125,607)

Net income	—	—	—	2,125,607	2,125,607
Balance – March 31, 2021	4,879,186	$488	$1,588,690	$3,410,827	$5,000,005

Change in value of common stock subject to redemption	(186,163)	(19)	(1,588,690)	—	(1,880,275)

Net income	—	—	—	1,880,272	1,880,272
Balance – June 30, 2021	4,693,023	$469	$—	$4,999,533	$5,000,002

FOR THE PERIOD FROM FEBRUARY 26, 2020 (INCEPTION) TO JUNE 30, 2020

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	in Capital	Earnings	Deficit	Equity
Balance – February 26, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor(1)	3,162,500	316	24,684	—	25,000

Net loss	—	—	—	(1,000)	(1,000)
Balance – March 31, 2020	3,162,500	$316	$24,684	$(1,000)	$24,000

Net loss	—	—	—	—	—
Balance – June 30, 2020	3,162,500	$316	$24,684	$(1,000)	$24,000

(1)	For the period from February 26, 2020 (inception) through June 30, 2020, included an aggregate of up to 412,500 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part by the underwriters (see Note 5). In December 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 412,500 shares.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MALLARD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	For the Period from February 26, 2020 (Inception) Through June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$4,005,879	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(4,580,000)	—
Interest earned on marketable securities held in Trust Account	(5,510)	—
Changes in operating assets and liabilities:
Prepaid expenses	59,086	—
Accrued expenses	39,499	740
Net cash used in operating activities	(481,046)	(260)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	178,035
Payment of offering costs	—	(177,775)
Net cash provided by financing activities	—	25,260

Net Change in Cash	(481,046)	25,000
Cash – Beginning of period	782,937	—
Cash – End of period	$301,891	$25,000

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$87,471,161	$—
Change in value of common stock subject to possible redemption	$4,005,882	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 26, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
JUNE 30, 2021
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
JUNE 30, 2021
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

Liquidity and Going Concern

As of June 30, 2021, the Company had $301,891 in its operating bank accounts, $111,107,428 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $439,617.

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
JUNE 30, 2021
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on April 22, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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
JUNE 30, 2021
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs allocated to the Class A common shares issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2021 and for the period from February 26, 2020 (inception) through June 30, 2020, due to the valuation allowance recorded on the Company’s net operating losses.

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
JUNE 30, 2021
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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period From February 26, 2020 (inception) through June 30,
	2021	2020	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$2,770	$—	$5,510	$—
Less: interest available to be withdrawn for payment of taxes	(2,770)	—	(5,510)
Net income allocable to Common stock subject to possible redemption	$—	$—	$—	$—
Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	8,870,814	—	8,766,243	—
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$0.00	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Net Earnings
Net income (loss)	$1,880,272	$—	$4,005,879	$(1,000)
Non-Redeemable Net Earnings (Loss)	$1,880,272	$—	$4,005,879	$(1,000)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	4,879,186	2,750,000	4,983,757	2,750,000
Basic and diluted net earnings (loss) per share, Non-redeemable Common stock	$0.39	$0.00	$0.82	$(0.00)

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
JUNE 30, 2021
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
JUNE 30, 2021
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
JUNE 30, 2021
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

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 4,693,023 and 5,089,489 shares of common stock issued or outstanding, excluding 9,056,977 and 8,660,511 shares of common stock subject to possible redemption, respectively.

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
JUNE 30, 2021
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
JUNE 30, 2021
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

At June 30, 2021 and December 31, 2020, investments held in the Trust Account were comprised of $111,107,428 and $111,101,918 in money market funds which are invested primarily in U.S. Treasury Securities, respectively. Through June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

At June 30, 2021 and December 31, 2020, there were 11,000,000 Public Warrants and 10,000,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$111,107,428	$111,107,428	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$5,170,000	$5,170,000	$—	$—
Warrant Liability – Private Placement Warrants	$6,000,000	$—	$—	$6,000,000

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

The fair value of the Private Placement Warrants was estimated at December 31, 2020 using the Black-Scholes model and the following assumptions:

	June 30, 2021	December 31, 2020
Estimated dividend yield	—	—
Expected volatility	13.8%	25%
Risk-free interest rate	0.73%	0.36%
Expected term (years)	4.92	5.00

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$6,950,000	$8,800,000	$15,750,000
Change in valuation inputs or other assumptions	(950,000)	(3,630,000)	(4,580,000)
Fair value as of June 30, 2021	$6,000,000	$5,170,000	$11,170,000

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on investments held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had net income of 1,880,272, which consists of the change in fair value of warrant liability of $2,150,000, and interest earned on marketable securities held in our Trust Account of $2,770, offset by formation and operating costs of $272,498.

For the six months ended June 30, 2021, we had net income of $4,005,879, which consists of the change in fair value of warrant liability of $4,580,000, and interest earned on marketable securities held in our Trust Account of $5,510, offset by formation and operating costs of $579,631.

For the period from February 26, 2020 (inception) through June 30, 2020, we had a net loss $1,000, which consisted of formation and operating costs.

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

For the six months ended June 30, 2021, cash used in operating activities was $481,046. Net income of $4,005,879 was affected by the change in fair value of warrant liability of $4,580,000 and interest earned on marketable securities held in the Trust Account of $5,510. Changes in operating assets and liabilities used $98,585 of cash for operating activities.

For the period from February 26, 2020 (inception) through June 30, 2020, net cash used in operating activities was $260. Net loss of $1,0001. Changes in operating assets and liabilities provided $740 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $111,107,428 (including approximately $5,510 of interest income) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $301,891. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLARD ACQUISITION CORP.

Date: August 19, 2021	By:	/s/ P. Jeffrey Leck
	Name:	P. Jeffrey Leck
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2021	By:	/s/ John F. Kirtley
	Name:	John F. Kirtley
	Title:	Chief Financial Officer
(Principal Financial Officer)