Form 10-Q
period 2021-09-30
Mallard Acquisition Corp.
filed 2021-12-06
CIK 1805795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of December 3, 2021, there were 13,750,000 shares of common stock, $0.0001 par value, issued and outstanding.

MALLARD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020 (restated)	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021, for the Three Months Ended September 30, 2020 and for the period from February 26, 2020 (inception) through September 30, 2020 (unaudited)	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2021, for the Three Months Ended September 30, 2020 and for the period from February 26, 2020 (inception) through September 30, 2020 (unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from February 26, 2020 (inception) through September 30, 2020 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

Part II. Other Information
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27

Signatures	28

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MALLARD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated- See Note 2)
ASSETS
Current Assets
Cash	$243,007	$782,937
Prepaid expenses	182,049	292,552
Total Current Assets	425,056	1,075,489

Marketable securities held in Trust Account	111,110,228	111,101,918
TOTAL ASSETS	$111,535,284	$112,177,407

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	131,546	106,241
Promissory note – related party	500,000	—
Total Current Liabilities	631,546	106,241

Warrant liabilities	6,520,000	15,750,000
Deferred underwriting fee payable	3,850,000	3,850,000
Total Liabilities	11,001,546	19,706,241

Commitments
Common stock subject to possible redemption; 11,000,000 shares at redemption value of $10.10 per share at September 30, 2021 and December 31, 2020	111,100,000	111,100,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,750,000 issued and outstanding (excluding 11,000,000 shares subject to possible redemption) at September 30, 2021 and December 31, 2020	275	275
Additional paid-in capital	—	—
Accumulated deficit	(10,566,537)	(18,629,109)
Total Stockholders’ Deficit	(10,566,262)	(18,628,834)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$111,535,284	$112,177,407

The accompanying notes are an integral part of the unaudited condensed financial statements.

MALLARD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from February 26, 2020 (Inception) through September 30,
	2021	2020	2021	2020

Formation and operating costs	$596,107	$2,375	$1,175,738	$3,375
Loss from operations	(596,107)	(2,375)	(1,175,738)	(3,375)

Other income:
Change in fair value of warrant liabilities	4,650,000	—	9,230,000	—
Interest earned on marketable securities held in Trust Account	2,800	—	8,310	—
Other income	4,652,800	—	9,238,310	—

Net income (loss)	$4,056,693	$(2,375)	$8,062,572	$(3,375)

Basic and diluted weighted average shares outstanding, redeemable common stock	11,000,000	—	11,000,000	—

Basic and diluted net income per share, redeemable common stock	0.30	(0.00)	0.59	(0.00)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,750,000	2,750,000	2,750,000	2,750,000

Basic and diluted net income per share, non-redeemable common stock	0.30	(0.00)	0.59	(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MALLARD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(RESTATED)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance – January 1, 2021 (Restated- See Note 2)	2,750,000	$275	$—	$(18,629,109)	$(18,628,834)

Net income	—	—	—	2,125,607	2,125,607
Balance – March 31, 2021 (Restated- See Note 2)	2,750,000	$275	$—	$(16,503,502)	$(16,503,227)

Net income	—	—	—	1,880,272	1,880,272
Balance – June 30, 2021 (Restated- See Note 2)	2,750,000	$275	$—	$(14,623,230)	$(14,622,955)

Net income	—	—	—	4,056,693	4,056,693
Balance – September 30, 2021	2,750,000	$275	$—	$(10,566,537)	$(10,566,262)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND FOR THE PERIOD FROM FEBRUARY 26, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	in Capital	in Capital	Deficit	Equity
Balance – February 26, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor(1)	3,162,500	316	24,684	—	25,000

Net loss	—	—	—	(1,000)	(1,000)
Balance – March 31, 2020	3,162,500	$316	$24,684	$(1,000)	$24,000

Net loss	—	—	—	—	—
Balance – June 30, 2020	3,162,500	$316	$24,684	$(1,000)	$24,000

Net loss	—	—	—	(2,375)	(2,375)
Balance – September 30, 2020	3,162,500	$316	$24,684	$(3,375)	$21,625

(1)	For the period from February 26, 2020 (inception) through September 30, 2020, included an aggregate of up to 412,500 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part by the underwriters (see Note 6). In December 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 412,500 shares.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MALLARD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from February 26, 2020 (Inception) Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$8,062,572	$(3,375)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(9,230,000)	—
Interest earned on marketable securities held in Trust Account	(8,310)	—
Changes in operating assets and liabilities:
Prepaid expenses	110,503	—
Accounts payable and accrued expenses	25,305	740
Net cash used in operating activities	(1,039,930)	(2,635)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	500,000	246,702
Payment of offering costs	—	(244,067)
Net cash provided by financing activities	500,000	27,635

Net Change in Cash	(539,930)	25,000
Cash – Beginning of period	782,937	—
Cash – End of period	$243,007	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 26, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from marketable securities held in the Trust Account (as defined below), and non-operating gains and losses from the change in fair value of the warrant liabilities.

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

Transaction costs amounted to $6,569,054, consisting of $2,200,000 of underwriting fees, $3,850,000 of deferred underwriting fees, $535,827 representing the excess fair value of the founder shares and private placement warrants offered to Anchor Investors (See Note 7), and $519,054 of other offering costs. The Company allocated $543,798 (As Restated - See Note 2) of these costs to the liability-classified Public Warrants described in Note 4, and the Private Placement Warrants, and immediately recognized this amount in the statement of operations for the three months ended December 31, 2020.

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
SEPTEMBER 30, 2021
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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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
SEPTEMBER 30, 2021
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

Liquidity and Going Concern

As of September 30, 2021, the Company had $243,007 in its operating bank accounts, $111,110,228 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $206,490.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. As discussed in Note 6, the Sponsor advanced $500,000 to the Company during the three months ended September 30, 2021. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these condensed financial statements if a Business Combination is not consummated. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, management identified errors made in its historical condensed financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its common stock subject to possible redemption, along with other errors described below. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.10 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the Company’s historical financial statements for the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

The Company discovered additional errors solely in its financial statements as of December 31, 2020 and for the period from February 26, 2020 (inception) through December 31, 2020. The Company did not recognize the fair value of private placement warrants in excess of purchase price in the amount of $3,800,000 and offering costs allocable to the Public and Private Placement Warrants in the amount of $543,798 in the statement of operations. Additionally, the company did not recognize the excess of fair value of the Founder Shares and Private Placement Warrants offered to the Anchor Investors in the amount of $535,827 in the statement of changes in stockholders’ equity (deficit).

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The impact of these errors on the Company’s previously issued financial statements is reflected in the following table.

Balance Sheet as of October 29, 2020	As Previously Reported	Adjustment	As Restated
Common stock subject to possible redemption	$86,181,967	$24,918,003	$111,100,000
Common stock	$563	$(247)	$316
Additional paid-in capital	$5,003,416	$(5,003,416)	$—
Accumulated deficit	$(3,978)	$(19,914,370)	$(19,918,348)
Total stockholders’ equity (deficit)	$5,000,001	$(24,918,033)	$(19,918,032)

Balance Sheet as of December 31, 2020
Common stock subject to possible redemption	$87,471,161	$23,628,839	$111,100,000
Common stock	$509	$(234)	$275
Additional paid-in capital	$3,714,276	$(3,714,276)	$—
Retained earnings (Accumulated deficit)	$1,285,220	$(19,914,329)	$(18,629,109)
Total stockholders’ equity (deficit)	$5,000,005	$(23,628,839)	$(18,628,834)

Condensed Balance Sheet as of March 31, 2021 (unaudited)
Common stock subject to possible redemption	$89,596,768	$21,503,232	$111,100,000
Common stock	$488	$(213)	$275
Additional paid-in capital	$1,588,690	$(1,588,690)	$—
Retained earnings (Accumulated deficit)	$3,410,827	$(19,914,329)	$(16,503,502)
Total stockholders’ equity (deficit)	$5,000,005	$(21,503,232)	$(16,503,227)

Condensed Balance Sheet as of June 30, 2021 (unaudited)
Common stock subject to possible redemption	$91,477,043	$19,622,957	$111,100,000
Common stock	$469	$(194)	$275
Additional paid-in capital	$—	$—	$—
Retained earnings (Accumulated deficit)	$4,999,533	$(19,622,763)	$(14,623,230)
Total stockholders’ equity (deficit)	$5,000,002	$(19,622,957)	$(14,622,955)

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from February 26, 2020 (Inception) Through December 31, 2020
Sale of 11,000,000 Units, net of underwriting discounts and offering expenses	$103,430,946	$(103,430,946)	$—
Common stock subject to possible redemption	$(87,471,161)	$87,471,161	$—
Initial classification of warrant liability	$(17,270,000)	$17,270,000	$—
Remeasurement of Common Stock to redemption amount	$—	$(16,131,083)	$(16,131,083)
Excess of fair value of the Founder Shares and Private Placement Warrants offered to Anchor Investors	$—	$535,827	$535,827
Sale of 5,000,000 Private Placement Warrants	$5,000,000	$(5,000,000)	$—
Total Stockholders’ Equity (Deficit)	$5,000,005	$(23,628,839)	$(18,628,834)
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited)

Change in value of common stock subject to possible redemption	$(2,125,607)	$2,125,607	$—
Total Stockholders’ Equity (Deficit)	$5,000,005	$(21,503,232)	$(16,503,227)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)

Change in value of common stock subject to possible redemption	$(1,880,272)	$1,880,272	$—
Total Stockholders’ Equity (Deficit)	$5,000,002	$(19,622,957)	$(14,622,955)

Statement of Cash Flows for the Period from February 26, 2020 (Inception) Through December 31, 2020
Transaction costs allocable to Private Placement Warrant	$—	$543,798	$543,798
Fair value of Private Placement Warrant in excess of purchase price	$—	$3,800,000	$3,800,000
Initial classification of Common Stock subject to possible redemption	$86,181,958	$24,918,042	$111,100,000

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Change in value of common stock subject to possible redemption	$2,125,607	$(2,125,607)	$—

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Change in value of common stock subject to possible redemption	$4,005,882	$(4,005,882)	$—

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

In connection with the change in presentation for the common stock subject to redemption, the Company also restated its historical income (loss) per common share calculation to allocate net income (loss) evenly to redeemable and non-redeemable common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both redeemable and non-redeemable shares of common stock share pro rata in the income (loss) of the Company.

Statement of Operations for the Period from February 26, 2020 (Inception) Through December 31, 2020	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	8,532,867	(8,532,867)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Common stock	10,430,773	(10,430,773)	—
Basic and diluted net income per share, Common stock	$0.12	$(0.12)	$—
Transaction costs allocable to Private Placement Warrant	$—	$543,798	$543,798
Fair value of Private Placement Warrant in excess of purchase price	$—	$3,800,000	$3,800,000
Net Income (loss)	$1,285,220	(4,343,798)	(3,058,578)
Basic and diluted weighted average shares outstanding, redeemable common stock	—	2,242,718	2,242,718
Basic and diluted net income per share, redeemable common stock	$—	$(0.61)	$(0.61)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	—	2,750,000	2,750,000
Basic and diluted net income per share, non-redeemable common stock	$—	$(0.61)	$(0.61)

Condensed Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	8,870,814	(8,870,814)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Common stock	22,967,139	(22,967,139)	—
Basic and diluted net income per share, Common stock	$0.09	$(0.09)	$—
Basic and diluted weighted average shares outstanding, redeemable common stock	—	11,000,000	11,000,000
Basic and diluted net income per share, redeemable common stock	$—	$0.15	$0.15
Basic and diluted weighted average shares outstanding, non-redeemable common stock	—	2,750,000	2,750,000
Basic and diluted net income per share, non-redeemable common stock	$—	$0.15	$0.15

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	8,870,814	(8,870,814)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Common stock	4,879,186	(4,879,186)	—
Basic and diluted net income per share, Common stock	$0.39	$(0.39)	$—
Basic and diluted weighted average shares outstanding, redeemable common stock	—	11,000,000	11,000,000
Basic and diluted net income per share, redeemable common stock	$—	$0.14	$0.14
Basic and diluted weighted average shares outstanding, non-redeemable common stock	—	2,750,000	2,750,000
Basic and diluted net income per share, non-redeemable common stock	$—	$0.14	$0.14

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	8,766,243	(8,766,243)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Common stock	4,983,757	(4,983,747)	—
Basic and diluted net income per share, Common stock	$0.82	$(0.82)	$—
Basic and diluted weighted average shares outstanding, redeemable common stock	—	11,000,000	11,000,000
Basic and diluted net income per share, redeemable common stock	$—	$0.29	$0.29
Basic and diluted weighted average shares outstanding, non-redeemable common stock	—	2,750,000	2,750,000
Basic and diluted net income per share, non-redeemable common stock	$—	$0.29	$0.29

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on April 22, 2021. The accompanying condensed balance sheet as of December 31, 2020 has been derived from the financial statements included in that Form 10-K (as Restated, See Note 2). The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together with the Public Warrants, the “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants was estimated using a probability adjusted Black-Scholes option pricing model. The fair value of the Public Warrants was determined using the close price as of the reporting date (see Note 10).

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognized changes in redemption value immediately as they I and adjusted the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

At September 30, 2021, the common stock subject to possible redemption reflected in the condensed consolidated balance sheet is reconciled in the following table:

Gross proceeds from the Initial Public Offering	$110,000,000
Less:
Proceeds allocated to Public Warrants	(8,470,000)
Common stock issuance costs	(6,561,083)
Plus:
Remeasurement of carrying value to redemption value	16,131,083

Common stock subject to possible redemption- September 30, 2021	$111,100,000

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a “with and without method”, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs allocated to the common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption immediately upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020 and for the period from February 26, 2020 (inception) through September 30, 2020, due to the valuation allowance recorded on the Company’s net operating losses.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization of all costs, the CARES Act did not have an impact on the condensed financial statements.

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of common stock to redemption value is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 10,500,000 shares of common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

							For the Period from February 26,
	Three Months Ended		Three Months Ended		Nine Months Ended		2020 (Inception) Through
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$3,245,354	$811,339	$--	$(2,375)	$6,450,058	$1,612,514	$—	$(3,375)
Denominator:
Basic and diluted weighted average shares outstanding	11,000,000	2,750,000	--	2,750,000	11,000,000	2,750,000	—	2,750,000
Basic and diluted net income (loss) per share of common stock	$0.30	$0.30	$--	$--	$0.59	$0.59	$—	$—

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

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (See Note 10).

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 — “Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”)”, to simplify accounting for certain financial instruments ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one share of common stock at a price of $11.50 per whole share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 10,000,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, for an aggregate purchase price of $5,000,000. The Sponsor agreed to purchase up to an additional 900,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, or an aggregate of $450,000, to the extent the underwriters exercise their over-allotment option in full or in part. However, the over-allotment option was not exercised and expired in December 2020. Each Private Placement Warrant is exercisable to purchase one-half of one share of common stock at a price of $11.50 per whole share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants. The Company recognized the amount by which the initial fair value of the Private Placement Warrants exceeded the purchase price of $3,800,000 (As Restated - See Note 2) in the statement of operations for the three months ended December 31, 2020.

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On February 26, 2020, the Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate consideration of $25,000. On October 20, 2020, the Company effectuated a stock dividend of 0.1 share for each share of its outstanding common stock resulting in an aggregate of 3,162,500 Founder Shares outstanding. The Founder Shares included an aggregate of up 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). In December 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 412,500 shares. Accordingly, 2,750,000 Founder Shares remain issued and outstanding as of December 31, 2020, and September 30, 2021

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell (A) with respect to 50% of the Founder Shares, for a period ending on the earlier to occur of the six-month anniversary of the completion of a Business Combination or the date on which the closing price of the common stock exceeds $12.50 for any 20 trading days within a 30-day trading period following the closing of a Business Combination; (B) with respect to the remaining 50% of the Founder Shares, for a period ending on the six-month anniversary of the closing of a Business Combination or (C) in each case, subsequent to a Business Combination, the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On February 26, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering (the “Sponsor Promissory Note”). The Sponsor Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the consummation of the Initial Public Offering. The Company repaid the entire outstanding balance of $285,392 under the Sponsor Promissory Note on November 2, 2020. Borrowings under the Sponsor Promissory Note are no longer available.

On August 27, 2021, as amended on September 30, 3021, the Sponsor issued a new promissory note to the Company for an amount up to $500,000 to cover working capital expenses (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of April 29, 2022 or the consummation of a Business Combination. As of September 30, 2021, there was $500,000 outstanding under the Promissory Note.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $3,850,000 in the aggregate, that is only payable upon the closing of a Business Combination.

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

The Company has valued the excess fair value of the Founder Shares and Private Placement Warrants offered to the anchor investors at $535,827. The excess of the fair value of the Founder Shares and Private Placement Warrants was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and was charged to stockholders’ equity after the completion of the Initial Public Offering.

There can be no assurance as to the number of Units the anchor investors will retain, if any, prior to or upon the consummation of a Business Combination. In the event that the anchor investors purchase such Units and vote them in favor of a Business Combination, a smaller portion of affirmative votes from other public stockholders would be required to approve a Business Combination.

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 2,750,000 shares of common stock issued and outstanding, excluding 11,000,000 shares of common stock subject to possible redemption which are presented as temporary equity.

NOTE 9. WARRANT LIABILITIES

As of September 30, 2021 and December 31, 2020, there are 11,000,000 Public Warrants which can exercised to purchase an aggregate of 5,500,000 shares and 10,000,000  Private Placement Warrants which can be exercised to purchase an aggregate of 5,000,000 shares outstanding.

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
SEPTEMBER 30, 2021
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
SEPTEMBER 30, 2021
(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS

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

At September 30, 2021 and December 31, 2020, investments held in the Trust Account were comprised of $111,110,228 and $111,101,918, respectively, in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$111,110,228	$111,110,228	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$3,410,000	$3,410,000	$—	$—
Warrant Liability – Private Placement Warrants	$3,110,000	$—	$—	$3,110,000

MALLARD ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

The fair value of the Private Placement Warrants was estimated using a probability adjusted Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The assumptions under the model include the underlying stock price, strike price, risk-free interest rate, estimated volatility, the expected term, and probability of an expected acquisition. Expected stock price volatility is based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the Private Placement Warrants. The fair value of the underlying shares is the published closing market price on the Nasdaq Capital Market as of each reporting date, as adjusted for significant results, as necessary. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Private Placement Warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants. Beginning in the fourth quarter of the period ended December 31, 2020, when the Public Warrants began trading in an active market, the fair value of the Public Warrants was determined using the close price as of the reporting date, which is considered to be a Level 1 fair value measurement due to the use of an observable market quote in an active market.

The fair value of the Private Placement Warrants was estimated using the Black-Scholes model and the following assumptions:

	September 30, 2021	December 31, 2020
Estimated dividend yield	—	—
Expected volatility	13.9%	25%
Risk-free interest rate	0.82%	0.36%
Expected term (years)	4.92	5.00

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$6,950,000
Change in fair value	(3,840,000)
Fair value as of September 30, 2021	$3,110,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during any of the periods presented.

NOTE 11. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Mallard Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mallard Founders Holdings LLC. The following discussion and analysis of the Company’s condensed financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our condensed financial statements as of December 31, 2020, March 31, 2021 and June 30, 2021. Management identified errors made in its historical condensed financial statements where, at the closing of our Initial Public Offering, we improperly valued our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

Additionally, the Company discovered errors solely in its financial statements as of December 31, 2020 and for the period from February 26, 2020 (inception) through December 31, 2020. The Company did not recognize the fair value of private placement warrants in excess of purchase price in the amount of $3,800,000 and offering costs allocable to the Public and Private Placement Warrants in the amount of $543,798 in the statement of operations. Additionally, the company did not recognize the excess of fair value of the Founder Shares and Private Placement Warrants offered to the Anchor Investors in the amount of $535,827 in the statement of changes in stockholders’ equity (deficit).

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K (as Restated, See Note 2) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or restate any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on the marketable securities held in the Trust Account and on any change in the fair value of our warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), for any increase in the fair value of our warrant liabilities and for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had net income of $4,056,693, which consists of the change in fair value of warrant liabilities of $4,650,000 and interest earned on marketable securities held in our Trust Account of $2,800, partially offset by operating costs of $596,107.

For the nine months ended September 30, 2021, we had net income of $8,062,572, which consists of the change in fair value of warrant liabilities of $9,230,000 and interest earned on marketable securities held in our Trust Account of $8,310, partially offset by operating costs of $1,175,738.

For the three months ended September 30, 2020, we had a net loss $2,375, which consisted of formation and operating costs.

For the period from February 26, 2020 (inception) through September 30, 2020, we had a net loss $3,375, which consisted of formation and operating costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $1,039,930. Net income of $8,062,572 was affected by the change in fair value of warrant liabilities of $9,230,000 and interest earned on marketable securities held in the Trust Account of $8,310. Changes in operating assets and liabilities used $1,039,930 of cash for operating activities.

For the period from February 26, 2020 (inception) through September 30, 2020, net cash used in operating activities was $2,635. Net loss of $3,375 was partially offset by changes in operating assets and liabilities, which provided $740 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $111,110,228 (including approximately $10,000 of interest income) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $243,007. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $3,850,000 in the aggregate, payable only upon the closing of a Business Combination.

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

Warrant Liabilities

We account for the Private Placement Warrants and Public Warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Placement Warrants was estimated by using a probability adjusted Black-Scholes option pricing model. The fair value of the Public Warrants was determined using the close price as of the reporting date

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 — “Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”)”, to simplify accounting for certain financial instruments ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 for emerging growth companies and should be applied on a full or modified retrospective basis. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Form 10-Q present fairly in all material aspects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Other than as noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K (as Restated, See Note 2) filed with the SEC. As of the date of this Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K (as Restated, See Note 2) filed with the SEC on April 22, 2021.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable common stock as temporary equity, along with the errors related to accounting for issuance costs and proceeds from the sale of Private Placement Warrants, all of which resulted in the restatement of our previously issued financial statements, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	Amended and Restated Promissory Note, dated September 30, 2021, issued to Mallard Founders Holdings LLC.*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALLARD ACQUISITION CORP.

Date: December 3, 2021	By:	/s/ P. Jeffrey Leck
	Name:	P. Jeffrey Leck
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 3, 2021	By:	/s/ John F. Kirtley
	Name:	John F. Kirtley
	Title:	Chief Financial Officer
(Principal Financial Officer)