Form 10-K/A
period 2020-12-31
Mallard Acquisition Corp.
filed 2022-02-11
CIK 1805795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of February 11, 2022 there were 13,750,000 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Mallard Acquisition Corp. unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) on Form 10-K/A to the Annual Report on Form 10-K of Mallard Acquisition Corp. (the “Company”), as of and for the period ended December 31, 2020, as originally filed with the Securities and Exchange Commission (“SEC”) on April 22, 2021 (the “Original Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “initial public offering”) on October 20, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between redeemable and non-redeemable common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both redeemable and non-redeemable common stock share pro rata in the income and losses of the Company. The Company also reevaluated the costs in excess of the Private Placement Warrants resulting in transaction and compensation costs allocated to December 31, 2020. This resulted in an adjustment to the deferred tax provisions as of December 31, 2020.

The Company discovered additional errors in its financial statements as of December 31, 2020 and for the period from February 26, 2020 (inception) through December 31, 2020. Excess fair value of founder shares transferred to anchors ($535,827) that should be recognized as offering costs. Offering costs allocable to the liability classified warrants ($543,798) that should be expensed and the fair value of private warrants in excess of cash paid ($3,800,000) that should be expensed. Additionally, the Company adjusted the change in fair value of private warrant liabilities by disaggregating a portion of the cash paid in excess of the private warrants as well as the transaction costs allocable to private warrant liabilities from the previously reported change in fair value of the private warrant liabilities. This adjustment led to a change in the presentation of the Statement of Operations resulting in a net loss.

On November 22, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s (i) Audited financial statements as of December 31, 2020 and for the period from February 26, 2020 (inception) through December 31, 2020 (the “FY 2020 Financial Statements”) included in the Original Filing; (ii) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 (the “Q1 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 1, 2021; and (iii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 20, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. The FY 2020 Financial Statements are being restated in this Amendment No. 1 and the Q1 2021 Financial Statements and Q2 2021 Financial Statements were restated in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on December 6, 2021 (the “Q3 Form 10-Q”).

The restatement does not have an impact on the Company’s cash position.

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of December 31, 2020. The Company’s remediation plan with respect to such material weakness is described in more detail in the Q3 Form 10-Q.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 9A. Controls and Procedures

Part II, Item 15. Financial Statements and Supplementary Data

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Report on Form 10-Q as of and for the quarterly period ended September 30, 2020. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“anchor investors” are to certain qualified institutional buyers or institutional accredited investors, each of which is a member of our sponsor;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, common stock of our company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our common stock initially purchased by our sponsor in a private placement prior to our initial public offering;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on October 29, 2020;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, the Company’s independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“Registration Statement” are to the Form S-1 filed with the SEC September 21, 2020 as amended;

●	“Report” are to this Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Mallard Founders Holdings, LLC, a Delaware limited liability company; Messrs. Leck and Kirtley, our Chief Executive Officer and Chief Financial Officer, respectively, are the managing members of our sponsor;

●	“trust account” are to the trust account in which an amount of $111,100,000 ($10.10 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent such private placement warrants are no longer held by the initial purchasers or their permitted transferees; and

●	“we,” “us,” “Company” or “our Company” are to Mallard Acquisition Corp.

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

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. Except as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus dated October 16, 2020 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC staff issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Amendment No. 1 are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, on April 12, 2021, we identified a material weakness in our internal controls over financial reporting.

In addition, as described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our restated audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” and Item 1A. Risk Factors elsewhere in this Annual Report on Form 10-K/A.

In this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Mallard Acquisition Corp. (the “Company”) for the period ended December 31, 2020, we are restating the financial statements for the period ended December 31, 2020 statements in the 2020 Form 10-K.

The Company has re-evaluated its application of ASC 480-10-S99-3A to its accounting classification of the redeemable common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on October 29, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate the earnings per share calculation to allocate income and losses shared pro rata between the redeemable and non-redeemable common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of our Company. The Company also reevaluated the costs in excess of the Private Placement Warrants resulting in transaction and compensation costs allocated to December 31, 2020. This resulted in an adjustment to the deferred tax provisions as of December 31, 2020.

On November 22, 2021, the Audit Committee concluded, after discussion with the Company’s management, that our previously issued (i) December 31, 2020 Financial Statements, (ii) March 31, 2021 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 1, 2021 and (iii) June 30, 2021 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 20, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the December 31, 2020 Financial Statements herein and restated the March 31, 2021 Financial Statements and the June 30, 2021 Financial Statements in the September 30, 2021 Form 10-Q, filed with the SEC on December 6, 2021.

The restatement does not have an impact on our cash position.

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of December 31, 2020. The Company’s remediation plan with respect to such material weakness is described in more detail in the Q3 Form 10-Q.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 9A. Controls and Procedures

Part II, Item 15. Financial Statements and Supplementary Data

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Report on Form 10-Q as of and for the quarterly period ended September 30, 2020. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 1.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from February 26, 2020 (inception) through December 31, 2020, we had a net loss of $3,058,578, which consisted of formation and operating costs of $236,698, fair value of Private Placement Warrants in excess of purchase price of $3,800,000, transaction costs of $543,798, partially offset by a change in fair value of derivative liability of $1,520,000, and interest income on investments held in the Trust Account of $1,918.

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

For the period from February 26, 2020 (inception) through December 31, 2020, cash used in operating activities was $423,009. Net loss of $3,058,578 was affected by a change in fair value of derivative liability of $1,520,000, transaction costs of $543,798, fair value of Private Placement Warrants in excess of purchase price of $3,800,000, interest earned on investments held in the Trust Account of $1,918 and changes in operating assets and liabilities, which used $186,311 of cash from operating activities.

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

Warrant Liability

We account for the private and public warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. At the initial measurement date, the fair value of the Public Warrants was estimated using both a probability adjusted Black-Scholes option pricing model and a Monte Carlo simulation approach. The subsequent fair value measurement of the public warrants was estimated using the publicly traded closing price as of the reporting date. The initial and subsequent fair value measurement of the Private Placement Warrants was estimated by using a probability adjusted Black-Scholes option pricing method.

Common Stock Subject to Possible Redemption (Restated)

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) per Common Share (Restated)

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have one class of shares, which are referred to as redeemable common stock and non-redeemable common stock. Income and losses are shared pro rata between redeemable and non-redeemable common stock. Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period.

We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per common stock because their exercise is contingent upon future events. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock. Remeasurement associated with the redeemable common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, which resulted in the restatement of the Company’s financial statements as described in the Explanatory Note to this Amendment No. 1, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2020. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment No. 1 present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for complex financial instruments and concluded that our previously issued financial statements as of and for the period from February 26, 2020 (inception) through December 31, 2020 should not be relied on due to all Public Shares being reclassified to temporary equity. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, or total assets. This restatement is more fully described in Note 2, and includes changes to the Company’s balance sheet, statement of operations, statement of changes in stockholders’ deficit, and statement of cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment No. 1 had not yet been identified.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the year ended December 31, 2020.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock
Mallard Founders Holdings, LLC(2)	2,750,000	20.0%
P. Jeffrey Leck	2,750,000	20.0%
John F. Kirtley	2,750,000	20.0%
Marc S. Sculler	—	—
William Weatherford	—	—
Jennifer Paul	—	—
Scott Yearwood	—	—
All executive officers and directors as a group (6 individuals)	2,750,000	20.0%
Other 5% Stockholders
CVI Investments, Inc. (3)	900,000	6.5%
Boothbay Absolute Returns Strategies LP (4)	1,000,000	7.3%
K2 Principal Fund, L.P. (5)	950,000	6.9%

*	less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Mallard Acquisition Corp., 19701 Bethel Church Road, Suite 302, Cornelius, NC 28031.
(2)	Our sponsor is the record holder of the founder shares reported herein. Mr. Leck, our Chief Executive Officer, and Mr. Kirtley, our Chief Financial Officer, are the managing members of our sponsor. Consequently, such persons may be deemed the beneficial owner of the shares held by our sponsor and have voting and dispositive control over such securities. Such persons disclaim beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly. In addition, each of our officers and directors is a member of our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(3)	According to a Schedule 13G filed October 29, 2020, CVI Investments, Inc. (“CVI”) owns the indicated shares beneficially and of record. Heights Capital Management, Inc. (“HCM”) is the investment manager of CVI and may exercise voting and dispositive control with respect to such shares. Accordingly, HCM may be deemed a beneficial owner of such shares. The address of CVI is P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands; the address of HCM is 101 California Street, Suite 3250, San Francisco, California 94111.
(4)	According to a Schedule 13G filed November 4, 2020, the shares are held by Boothbay Absolute Return Strategies LP, a Delaware limited partnership (the “Fund”), which is managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). The Adviser, in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all shares held by the Fund. Ari Glass is the Managing Member of the Adviser. Accordingly, the Fund and the Adviser and Mr. Glass may be deemed to beneficially own an aggregate of 1,000,000 Shares. The address of all reporting persons is 140 East 45th Street, 14th Floor, New York, NY 10017.
(5)	According to a Schedule 13G filed November 5, 2020, beneficial ownership of these securities may be attributed to Shawn Kimel Investments, Inc., an Ontario corporation (“SKI”), The K2 Principal Fund, L.P., an Ontario limited partnership (the “Fund”), K2 Genpar 2017 Inc., an Ontario corporation and the General Partner to the Fund (“Genpar 2017”), and K2 & Associates Investment Management Inc., an Ontario corporation (“K2 & Associates”). Mr. Gosselin is Vice president of SKI, Secretary of Genpar 2017, and President of K2 & Associates. K2 & Associates is a direct 66.5% owned subsidiary of SKI, and is the investment manager of the Fund. The business address of each of the reporting entities or individuals is 2 Bloor St West, Suite 801, Toronto, Ontario, M4W 3E2.

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

MALLARD ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Mallard Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mallard Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from February 26, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from February 26, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As disclosed in Note 2, the accompanying financial statements as of December 31, 2020 and for the period from February 26, 2020 (inception) through December 31, 2020, have been restated to correct certain misstatements.

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

Houston, TX

April 22, 2021, except for the effects of the restatements disclosed in Note 2, as to which the date is February 11, 2022.

MALLARD ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020
(AS RESTATED – SEE NOTE 2)

ASSETS
Current Assets
Cash	$782,937
Prepaid expenses	292,552
Total Current Assets	1,075,489

Investments held in Trust Account	111,101,918
TOTAL ASSETS	$112,177,407

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities - Accrued expenses	$106,241

Warrant liability	15,750,000
Deferred underwriting fee payable	3,850,000

Total Liabilities	19,706,241

Commitments

Common stock subject to possible redemption; 11,000,000 shares at redemption value of $10.10 per share	111,100,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,750,000 shares issued and outstanding (excluding 11,000,000 shares subject to possible redemption)	275
Additional paid-in capital	—
Accumulated deficit	(18,629,109)
Total Stockholders’ Deficit	(18,628,834)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$112,177,407

The accompanying notes are an integral part of the financial statements.

MALLARD ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 26, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED – SEE NOTE 2)

Formation and operating costs	$236,698
Loss from operations	(236,698)

Other income (loss):
Change in fair value of warrants	1,520,000
Interest earned on investments held in Trust Account	1,918
Transaction costs allocable to Public and Private Placement Warrants	(543,798)
Fair value of Private Placement Warrants in excess of purchase price	(3,800,000)
Net loss	$(3,058,578)

Weighted average shares outstanding – redeemable Common stock	2,242,718

Basic and Diluted EPS – redeemable Common stock	$(0.61)

Weighted average shares outstanding - non-redeemable Common stock	2,750,000

Basic and Diluted EPS - non-redeemable Common stock	$(0.61)

The accompanying notes are an integral part of the financial statements.

MALLARD ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 26, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED – SEE NOTE 2)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – February 26, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	3,162,500	316	24,684	—	25,000

Forfeiture of Founder Shares	(412,500)	(41)	41	—	—

Excess of fair value of the Founder Shares and Private Placement Warrants transferred to Anchor Investors	—	—	535,827	—	535,827

Remeasurement of Common Stock to redemption amount	—	—	(560,552)	(15,570,531)	(16,131,083)

Net loss	—	—	—	(3,058,578)	(3,058,578)

Balance – December 31, 2020	2,750,000	$275	$—	$(18,629,109)	$(18,628,834)

The accompanying notes are an integral part of the financial statements.

MALLARD ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 26, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED – SEE NOTE 2)

Cash Flows from Operating Activities:
Net loss	$(3,058,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(1,520,000)
Interest earned on investments held in Trust Account	(1,918)
Transaction costs allocable to Public and Private Placement Warrants	543,798
Fair value of Private Placement Warrants in excess of purchase price	3,800,000
Changes in operating assets and liabilities:
Prepaid expenses	(292,552)
Accrued expenses	106,241
Net cash used in operating activities	(423,009)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(111,100,000)
Net cash used in investing activities	(111,100,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	107,800,000
Proceeds from sale of Private Placement Warrants	5,000,000
Proceeds from promissory note – related party	285,392
Repayment of promissory note – related party	(285,392)
Advance from Sponsor	450,000
Repayment of advance from Sponsor	(450,000)
Payment of offering costs	(519,054)
Net cash provided by financing activities	112,305,946

Net Change in Cash	782,937
Cash – Beginning of period	—
Cash – End of period	$782,937

Non-Cash Investing and Financing Activities:
Initial classification of warrant liability	$17,270,000
Deferred underwriting fee payable	$3,850,000
Initial classification of Common Stock subject to possible redemption	$111,100,000
Excess of fair value of Founder Shares	$535,827

The accompanying notes are an integral part of the financial statements.

MALLARD ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending its Annual Report on Form 10-K, filed with the SEC on April 22, 2021, to classify all common stock subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its redeemable common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable common stock classified as temporary equity as part of net tangible assets. Effective with these restated financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the redeemable and non-redeemable common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both redeemable and non-redeemable common stock share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These accompanying financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 were restated in the Company’s Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on December 6, 2021.

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

The impact of these errors on the Company’s previously issued financial statements is reflected in the following table:

	As
	Previously		As
	Reported	Adjustments	Restated
Common stock subject to possible redemption	$87,471,161	$23,628,839	$111,100,000
Common stock	$509	$(234)	$275
Additional paid-in capital	$3,714,276	$(3,714,276)	$—
Retained earnings (Accumulated deficit)	$1,285,220	$(19,914,329)	$(18,629,109)
Total stockholders’ equity (deficit)	$5,000,005	$(23,628,839)	$(18,628,834)
Number of shares of Common Stock	5,089,489	(2,339,489)	2,750,000
Number of shares of Common Stock subject to possible redemption	8,660,551	2,339,489	11,000,000

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from February 26, 2020 (Inception) Through December 31, 2020
Sale of 11,000,000 Units, net of underwriting discounts and offering expenses	$103,430,946	$(103,430,946)	$—
Common stock subject to possible redemption	$(87,471,161)	$87,471,161	$—
Initial classification of warrant liability	$(17,270,000)	$17,270,000	$—
Remeasurement of Common Stock to redemption amount	$—	$(16,131,083)	$(16,131,083)
Excess of fair value of the Founder Shares and Private Placement Warrants transferred to Anchor Investors	$—	$535,827	$535,827
Sale of 5,000,000 Private Placement Warrants	$5,000,000	$(5,000,000)	$—
Total Stockholders’ Equity (Deficit)	$5,000,005	$(23,628,839)	$(18,628,834)
Number of shares of Common Stock	5,089,489	(2,339,489)	2,750,000
Number of shares of Common Stock subject to possible redemption	8,660,551	2,339,489	11,000,000

Statement of Cash Flows for the Period from February 26, 2020 (Inception) Through December 31, 2020
Net Income (loss)	1,285,220	(4,343,798)	(3,058,578)
Transaction costs allocable to Public and Private Placement Warrants	$—	$543,798	$543,798
Fair value of Private Placement Warrants in excess of purchase price	$—	$3,800,000	$3,800,000
Initial classification of Common Stock subject to possible redemption	$86,181,958	$24,918,042	$111,100,000
Net cash used in operating activites	(423,009)	—	(423,009)

In connection with the change in presentation for the common stock subject to redemption, the Company also restated its historical income (loss) per common share calculation to allocate net income (loss) on a pro rata basis to redeemable and non-redeemable common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both redeemable and non-redeemable shares of common stock share pro rata in the income (loss) of the Company.

Statement of Operations for the Period from February 26, 2020 (Inception) Through December 31, 2020	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	8,532,867	(8,532,867)	—
Basic and diluted net income per share, common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, common stock	10,430,773	(10,430,773)	—
Basic and diluted net income per share, common stock	$0.12	$(0.12)	$—
Transaction costs allocable to Public and Private Placement Warrants	$—	$543,798	$543,798
Fair value of Private Placement Warrants in excess of purchase price	$—	$3,800,000	$3,800,000
Net Income (loss)	$1,285,220	(4,343,798)	(3,058,578)
Basic and diluted weighted average shares outstanding, redeemable common stock	—	2,242,718	2,242,718
Basic and diluted net loss per share, redeemable common stock	$—	$(0.61)	$(0.61)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	—	2,750,000	2,750,000
Basic and diluted net loss per share, non-redeemable common stock	$—	$(0.61)	$(0.61)

The income tax provision for the period from February 26, 2020 (inception) through December 31, 2020 consists of the following:

	As Previously Reported	Adjustment	As Restated

Federal	—	—	—
Current	—	—	—
Deferred (Restated)	$(49,304)	$(912,198)	$(961,502)

Change in valuation allowance (Restated)	$49,304	$912,198	$961,502

Income tax provision	—	—	—

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

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption (Restated, See Note 2)

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, there are 11,000,000 units of common stock subject to possible redemption which are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognized changes in redemption value immediately as they have adjusted the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2020, common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$110,000,000
Less:
Proceeds allocated to Public Warrants	(8,470,000)
Common stock issuance costs	(6,561,083)
Plus:
Remeasurement of carrying value to redemption value	16,131,083
Common stock subject to possible redemption	$111,110,000

Offering Costs (Restated)

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a “with and without method”, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statement of operations. Offering costs allocated to the common stock issued were initially charged to temporary equity and then remeasured to common stock subject to redemption immediately upon the completion of the Initial Public Offering.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. At the initial measurement date, the fair value of the Public Warrants was estimated using both a probability adjusted Black-Scholes option pricing model and a Monte Carlo simulation approach. The subsequent fair value measurement of the public warrants was estimated using the publicly traded closing price as of the reporting date. The initial and subsequent fair value measurement of the Private Placement Warrants was estimated by using a probability adjusted Black-Scholes option pricing method.

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

Net Loss Per Share (Restated, See Note 2)

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement warrants in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Remeasurement associated with the redeemable shares of Common Stock is excluded from earnings per share as the redemption value approximates fair value.

In connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between redeemable and non-redeemable common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both redeemable and non-redeemable common stock share pro rata in the income and losses of the Company.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features.

The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 26,283,053 shares of Common Stock in the aggregate. As of December 31, 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Period from February 26, 2020 (Inception) Through
	December 31, 2020
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(1,373,907)	$(1,684,671)
Denominator:
Basic and diluted weighted average shares outstanding	2,242,718	2,750,000
Basic and diluted net income (loss) per share of common stock	$(0.61)	$(0.61)

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one share of common stock at a price of $11.50 per whole share, subject to adjustment (see Note 8).

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE 7 — COMMITMENTS

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

Anchor Investment (Restated, See Note 2)

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2020, there were 2,750,000 shares of common stock issued and outstanding, excluding 11,000,000 shares of common stock subject to possible redemption which are presented as temporary equity.

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

NOTE 9 — INCOME TAX

The Company’s net deferred tax asset at December 31, 2020 is as follows:

December 31,
2020
Deferred tax asset
Net operating loss carryforward (Restated)	$961,502
Total deferred tax asset (Restated)	961,502
Valuation Allowance (Restated)	(961,502)
Deferred tax asset, net allowance	$—

The income tax provision for the period from February 26, 2020 (inception) through December 31, 2020 consists of the following:

December 31,
2020
Federal
Current	$—
Deferred (Restated)	(961,502)

State and Local
Current	—
Deferred	—

Change in valuation allowance (Restated)	961,502

Income tax provision	$—

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31, 2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in value of derivative liability (Restated)	(25.9)%
Change in valuation allowance (Restated)	4.9%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities.

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

The fair value of the Private Placement Warrants was estimated at December 31, 2020 using the Black-Scholes model and the following assumptions:

	December 31, 2020	October 27, 2020
Estimated dividend yield	—	—
Expected volatility	25%	30%
Risk-free interest rate	0.36%	0.42%
Expected term (years)	5.00	5.00

The following table presents the changes in the fair value of Level 3 and transfers to Level 1 warrant liabilities:

	Private Placement	Public Warrants
Fair value as of October 27, 2020	$8,800,000	$8,470,000
Change in fair value	(1,850,000)	330,000
Transfer out of Level 3 to Level 1	—	(8,800,000)
Fair value as of December 31, 2020	$6,950,000	$—

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as discussed above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 27, 2020, between the Company and Chardan Capital Markets, LLC (2)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Certificate of Incorporation (1)
3.3	Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement dated October 27, 2020 between Continental Stock Transfer & Trust Company and the Registrant. (1)
4.5	Description of Registered Securities.***
10.1	Letter Agreement dated October 27, 2020 among the Registrant, Mallard Founders Holdings, LLC and each of the executive officers and directors of the Registrant. (2)
10.2	Investment Management Trust Agreement dated October 27, 2020 between Continental Stock Transfer & Trust Company and the Registrant. (2)
10.3	Registration Rights Agreement dated October 27, 2020 among the Registrant, Mallard Founders Holdings, LLC and the Holders signatory thereto. (2)
10.4	Private Placement Warrants Purchase Agreement dated October 27, 2020 between the Registrant and Mallard Founders Holdings, LLC. (2)
10.5	Form of Indemnity Agreement. (1)
10.6	Securities Subscription Agreement dated February 26, 21020 between the Registrant and Mallard Founders Holdings, LLC. (1)
14.1	Code of Ethics(1)
14.2	Audit Committee Charter (1)
14.3	Compensation Committee Charter(1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.

(1)	Incorporated by reference to the Company’s Form S-1, originally filed with the SEC on September 21, 2020 (File No. 333-248939), as amended.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 30, 2020.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 11, 2022	MALLARD ACQUISITION CORP.

	By:	/s/ P. Jeffrey Leck
	Name:	P. Jeffrey Leck
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ P. Jeffrey Leck	Chief Executive Officer, President and Director	February 11, 2022
P. Jeffrey Leck	(Principal Executive Officer)

/s/ John F. Kirtley	Chief Financial Officer, Secretary, Treasurer and Director	February 11, 2022
John F. Kirtley	(Principal Financial and Accounting Officer)

/s/ Marc S. Sculler	Director	February 11, 2022
Marc S. Sculler

/s/ William Weatherford	Director	February 11, 2022
William Weatherford

/s/ Jennifer Paul	Director	February 11, 2022
Jennifer Paul

/s/ Scott Yearwood	Director	February 11, 2022
Scott Yearwood