Form 10-K
period 2021-12-31
Mallard Acquisition Corp.
filed 2022-05-11
CIK 1805795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

The aggregate market value of the registrant’s shares of common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock on June 30, 2021, as reported on the Nasdaq Capital Market was $109,780,000.

As of April 29, 2022 there were 13,750,000 shares of common stock, par value $0.0001 per share of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our ability to select an appropriate target business or businesses;

●	the impact on the amount of fund held in our trust account, our capitalization and other impacts on us or our management team should we seek to extend the deadline for consummating our initial business combination;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“anchor investors” are to certain qualified institutional buyers or institutional accredited investors, each of which is a member of our sponsor;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“common stock” are to shares of the common stock of the Company, par value $0.0001 per share;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, common stock of our company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our common stock initially purchased by our sponsor in a private placement prior to our initial public offering;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on October 29, 2020;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, the Company’s independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“Registration Statement” are to the Registration Statement on Form S-1 filed with the SEC on September 21, 2020 (File No. 333-248939), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Mallard Founders Holdings, LLC, a Delaware limited liability company; Messrs. Leck and Kirtley, our Chief Executive Officer and Chief Financial Officer, respectively, are the managing members of our sponsor;

●	“trust account” are to the trust account in which an amount of $111,100,000 ($10.10 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent such private placement warrants are no longer held by the initial purchasers or their permitted transferees; and

●	“we,” “us,” “Company” or “our Company” are to Mallard Acquisition Corp., a Delaware corporation.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting an initial business combination. While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, we have focused our search on the value-added distribution, industrial specialty services, and differentiated manufacturing sectors. Our management team has extensive experience investing in and managing companies in these sectors.

Recent Developments

On April 25, 2022, the Company held a special meeting of stockholders, at which the Company’s stockholders approved a proposed amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from April 29, 2022 to July 29, 2022, with an option for the Company, without another stockholder vote, to elect to extend the date to consummate a business combination for an additional three months, from July 29, 2022 to October 29, 2022 (the “Extension Amendment Proposal”). Notwithstanding the stockholder approval of the Extension Amendment Proposal, the board of directors of the Company determined that it was in the best interests of the Company and its stockholders to abandon and not implement the Extension Amendment Proposal.

Due to the Company’s inability to consummate an initial business combination within the time period required by its amended and restated certificate of incorporation, the Company intends to dissolve and liquidate in accordance with the provisions of its amended and restated certificate of incorporation and will redeem all of the shares of outstanding common stock that were included in the units issued in its initial public offering (the “Public Shares”), at a per-share redemption price of approximately $10.10. As of the close of business on April 29, 2022, the Public Shares represent only the right to receive the redemption amount.

Initial Public Offering

On October 29, 2020, we consummated our initial public offering of 11,000,000 units. Each unit consists of one share of common stock of the Company, par value $0.0001 per share and one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one-half of one share of Common Stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $110,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 10,000,000 private placement warrants to our sponsor at a purchase price of $0.50 per private placement warrant, generating gross proceeds of $5,000,000.

A total of $111,100,000, comprised of $110,000,000 of the net proceeds of the sale of the units in the initial public offering and the sale of the private placement warrants, was placed in the trust account maintained by Continental, acting as trustee.

We intend to seek to extend the deadline by which we must consummate our initial business combination. Such an extension requires the approval of our public stockholders to amend our charter, who will be provided the opportunity to redeem all or a portion of their shares (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to maintain our listing on Nasdaq). Our sponsor may also explore transactions under which it would sell its interest in our company to another management team.

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

Value-added Distribution. Potentially advantageous attributes of value-added distributor targets might include:

●	Established, longer-term customers

●	Proprietary, consumable products

●	Proprietary sourcing relationships

●	Exclusive territory rights

●	High switching costs

Industrial Specialty Services. Potentially advantageous attributes of specialty services targets might include:

●	Offerings that drive regular servicing or visits

●	Sticky customer relationships

●	Differentiated business models

●	High customer dependency on the service

●	High ratio of value to cost of the service

Differentiated Manufacturing. Potentially advantageous attributes of differentiated manufacturing targets might include:

●	Processes that provide the business with significantly lower production costs, such as locations, materials sourcing relationships, or other factors.

●	Products protected by patents or that have relatively low competition from directly substitutable products.

Investment Criteria. Our management team reviews opportunities through four distinct lenses.

●	Seasoned Management. We are seeking to partner with a seasoned management team that we can coach and further develop, and that is economically and philosophically aligned with us.

●	Stability of Earnings. We are seeking a target company that has long-term, sustainable competitive advantages with consistent profitability, as opposed to a start-up company or a company with recurring, negative free cash flow.

●	Growth Potential. We are seeking a target company with a proven ability to grow organically, as well as through add-on acquisitions.

●	Readiness for the Public Capital Markets. We are seeking a target that will benefit from being publicly traded and will use its broader access to capital markets to pursue further growth opportunities and that has public market management experience and information systems in place.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that meets some, but not all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

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

In evaluating a prospective acquisition candidate, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management, investors and employees, document reviews, inspection of facilities, and review of scientific, regulatory, operational, financial, legal and other information which will be made available to us.

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

Financial Position

With funds in the trust account available for a business combination in the amount of $111,113,029 as of December 31, 2021, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Sources of Target Businesses

We expect to continue to receive a number of proprietary transaction opportunities to originate as a result of the business relationships, direct outreach, and deal sourcing activities of our management team. In addition to the proprietary deal flow, target business candidates have been and will continue to be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus filed in connection with our initial public offering will and know what types of businesses we are targeting. Our management team, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will our sponsor or any of our existing officers and directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee, advisory fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is) although we may consider cash or other compensation to officers or advisors we may hire hereafter to be paid either prior to or in connection with our initial business combination. We have agreed to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

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

We intend to seek to extend the deadline by which we must consummate our initial business combination. Such an extension requires the approval of our public stockholders to amend our charter, who will be provided the opportunity to redeem all or a portion of their shares (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to maintain our listing on Nasdaq.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2021 was $10.10 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination. We will also provide this opportunity to our public stockholders should we seek approval to amend our charter to extend the deadline by which we are required to consummate our initial business combination.

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

We intend to seek to extend the deadline by which we must consummate our initial business combination. Such an extension requires the approval of our public stockholders, who will be provided the opportunity to at that time to redeem all or a portion their shares (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to maintain our listing on Nasdaq). Our sponsor may also explore transactions under which it would sell its interest in our company to another management team.

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

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all public shares submitted for redemption will be returned to the holders thereof.

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

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

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

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us (filed as an exhibit to this Report), that they will not propose any amendment to our amended and restated certificate of incorporation (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 29, 2022, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds of our initial public offering held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum, our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.

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

Competition

In identifying, evaluating and selecting a target business for our business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	we intend to seek to extend the deadline by which we must consummate our initial business combination. Such an extension requires the approval of our public stockholders, who will be provided the opportunity to at that time, to redeem all or a portion their shares (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to maintain our listing on Nasdaq). Our sponsor may also explore transactions under which it would sell its interest in our company to another management team;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least April 29, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by April 29, 2022; and

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) Registration Statement, (ii) Quarterly Report on Form 10-Q for the period ended September 30, 2021 as filed with the SEC on December 6, 2021 and (iii) Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 as filed with the SEC on February 11, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 19701 Bethel Church Road, Suite 302, Cornelius, NC 2803 and our telephone number is (813) 407-0444. Our executive offices are provided to us by our sponsor at no charge. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, common stock and warrants are each traded on the Nasdaq Capital Market under the symbols “MACUU,” “MACU” and “MACUW”, respectively. Our units commenced public trading on October 27, 2020, and our common stock and warrants commenced public trading separately on November 27, 2020.

(b)	Holders

On April 25, 2022, there was one holder of record of our units, two holders of record of our shares of common stock and two holders of record of our warrants.

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

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Mallard Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth above under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company formed under the laws of the State of Delaware on February 26, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on the marketable securities held in the trust account and on any change in the fair value of our warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), for any increase in the fair value of our warrant liabilities and for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2021, we had net income of $8,382,031, which consists of the change in fair value of warrant liabilities of $9,830,000 and interest earned on marketable securities held in our trust account of $11,110, partially offset by operating costs of $1,459,079.

For the period from February 26, 2020 (inception) through December 31, 2020, we had a net loss of $2,985,418, which consisted of formation and operating costs of $236,698, fair value of Private Placement Warrants in excess of purchase price of $3,800,000, change in fair value of warrant liabilities of $1,520,000, and transaction costs associated with the initial public offering of $543,798 offset by interest income on investments held in the trust account of $1,918.

Liquidity and Capital Resources

On October 29, 2020, we completed the initial public offering of 11,000,000 units at $10.00 per unit, generating gross proceeds of $110,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 10,000,000 private placement warrants at a price of $0.50 per private placement warrant in a private placement to the sponsor, generating gross proceeds of $5,000,000.

For the year ended December 31, 2021, cash used in operating activities was $1,222,060. Net income of $8,382,031 was affected by a change in fair value of derivative liability of $9,830,000, interest earned on investments held in the Trust Account of $11,111 and changes in operating assets and liabilities, which provided $237,020 of cash from operating activities.

For the period from February 26, 2020 (inception) through December 31, 2020, cash used in operating activities was $423,009. Net loss of $2,985,418 was affected by interest earned on investments held in the trust account of $1,918, change in fair value of warrant liabilities of $1,520,000, change in fair value of over-allotment option of $73,160, transaction costs associated with the initial public offering of $543,798, fair value of Private Placement Warrants in excess of purchase price of $3,800,000, and changes in operating assets and liabilities, which used $186,311 of cash from operating activities.

As of December 31, 2021, we had marketable securities held in the trust account of $111,113,029 (including approximately $11,100 of interest income) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, we did not withdraw any interest earned on the trust account to pay our taxes. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash outside of the investments held in trust account of $60,877. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of December 31, 2021, we had an outstanding related party loan of $500,000 to fund working capital signed on September 30, 2021.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity, at a price of $0.50 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants.

We monitor the adequacy of our working capital in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

We may need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern if an initial business combination is not consummated.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $3,850,000 in the aggregate, payable only upon the closing of an initial business combination.

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

Net Income (Loss) per Common Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have one class of shares, which are referred to as redeemable common stock and non-redeemable common stock. Income and losses are shared pro rata between redeemable and non-redeemable common stock. Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period. Remeasurement associated with the redeemable shares of common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-20 comprising a portion of this Report, which are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, which resulted in the restatement of the Company’s financial statements, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
P. Jeffrey Leck	59	Chief Executive Officer, President and Director
John F. Kirtley	58	Chief Financial Officer, Secretary, Treasurer and Director
Marc S. Sculler	57	Director
William Weatherford	42	Director
Jennifer Paul	34	Director
Scott Yearwood	60	Director

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

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Sculler qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us. Other than as set forth elsewhere in this Report, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, existing officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire hereafter to be paid either prior to or in connection with our initial business combination. In addition, our officers and directors, or any of their respective affiliates have been and will continue to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 25, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 13,750,000 shares of our common stock issued and outstanding as of April 25, 2022.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock
Mallard Founders Holdings, LLC(2)	2,750,000	20.0%
P. Jeffrey Leck	2,750,000	20.0%
John F. Kirtley	2,750,000	20.0%
Marc S. Sculler	—	—
William Weatherford	—	—
Jennifer Paul	—	—
Scott Yearwood	—	—
All executive officers and directors as a group (6 individuals)	2,750,000	20.0%
Other 5% Stockholders
ATW SPAC Management LLC(3)	1,011,552	7.3%
Falcon Edge Capital, LP(4)	990,000	7.2%
Shaolin Capital Management LLC(5)	918,468	6.7%
Periscope Capital Inc.(6)	900,600	6.5%
CVI Investments, Inc.(7)	899,999	6.5%
Polar Asset Management Partners Inc.(8)	802,290	5.8%

*	less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Mallard Acquisition Corp., 19701 Bethel Church Road, Suite 302, Cornelius, NC 28031.
(2)	Our sponsor is the record holder of the founder shares reported herein. Mr. Leck, our Chief Executive Officer, and Mr. Kirtley, our Chief Financial Officer, are the managing members of our sponsor. Consequently, such persons may be deemed the beneficial owner of the shares held by our sponsor and have voting and dispositive control over such securities. Such persons disclaim beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly. In addition, each of our officers and directors is a member of our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)	According to a Schedule 13G filed February 14, 2022 by ATW SPAC Management LLC, a Delaware limited liability company (the “Adviser”), 1,011,552 shares of common stock are held by one or more separately managed accounts managed by the Adviser, which has been delegated exclusive authority to vote and/or direct the disposition of such common stock held by such separately managed accounts, which are sub-accounts of one or more pooled investment vehicles managed by a Delaware limited liability company. Antonio Ruiz-Gimenez, a citizen of Spain, is the Managing Member of the Adviser (“Mr. Ruiz-Giminez”, together with the Adviser, the “Reporting Persons”). The business address of the Reporting Persons is 7969 NW 2nd Street, #401, Miami, Florida 33126.
(4)	According to a Schedule 13G filed February 16, 2021 by (i) Falcon Edge Capital, LP (“FEC”), as investment manager of certain affiliated private funds (the “Falcon Edge Funds”) and (ii) Richard Gerson, as the Chairman and Chief Investment Officer of FEC, (“Mr. Gerson”, together with FEC, the “Reporting Persons”), with respect to the shares of common stock held by the Falcon Edge Funds. The business address of the Reporting Persons is 660 Madison Avenue, 19th Floor, New York, NY 10065, United States of America.
(5)	According to a Schedule 13G filed February 10, 2022 by Shaolin Capital Management LLC, a Delaware limited liability company (“Shaolin”), which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC being managed accounts advised by Shaolin. The business address of Shaolin is 7610 NE 4th Court, Suite 104 Miami, Florida, 33138.
(6)	According to a Schedule 13G filed February 16, 2021, as amended February 14, 2022, by Periscope Capital Inc. (“Periscope”). Periscope is the beneficial owner of 797,300 shares of common stock, and acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 103,300 shares of common stock. The business address of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.
(7)	According to a Schedule 13G filed October 29, 2020, as amended February 14, 2022, CVI Investments, Inc. (“CVI”) owns the indicated shares beneficially and of record. Heights Capital Management, Inc. (“HCM”) is the investment manager of CVI and may exercise voting and dispositive control with respect to such shares. Accordingly, HCM may be deemed a beneficial owner of such shares. The business address of CVI is P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands; the business address of HCM is 101 California Street, Suite 3250, San Francisco, California 94111.
(8)	According to a Schedule 13G filed February 10, 2021, as amended February 9, 2022, by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, (“Polar”) which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares of common stock directly held by PMSMF. The business address of Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In February 2020, our sponsor acquired 2,875,000 founder shares for an aggregate purchase price of $25,000. On October 20, 2020, we effectuated a stock dividend for 0.1 share for each of our outstanding shares of common stock, resulting in our sponsor holding an aggregate of 3,162,500 founder shares, up to 412,500 shares of which were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. 412,500 shares were forfeited when the underwriters did not exercise the over-allotment option. Consequently, our sponsor currently holds 2,750,000 founder shares, which represents 20% of the outstanding shares of our common stock. The founder shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

On August 27, 2021, the Company issued a promissory note in the principal amount of up to $500,000 to the Company’ sponsor (the “Original Promissory Note”). The Original Promissory Note was subsequently amended to remove the Sponsor’s right to elect to convert all or a portion of the unpaid principal amount thereunder into warrants of the Company (the “First Amended and Restated Note”). On February 2, 2022, the Company amended and restated the First Amended and Restated Note in its entirety solely to increase the principal amount thereunder from $500,000 to $1,000,000 (the “Second Amended and Restated Note”).

We entered into a registration rights agreement with respect to the private placement warrants, the warrants (and underlying common stock) issuable upon conversion of working capital loans (if any), which is filed as an exhibit to this Report.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2021 and for the period from February 26, 2020 (inception) through December 31, 2020 totaled $86,520 and $78,795, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from February 26, 2020 (inception) through December 31, 2020.

Tax Fees. Marcum was paid $7,725 for tax compliance services for the period from February 26, 2020 (inception) through December 31, 2020. Estimated fees for tax compliance services to be paid to Marcum for the year ended December 31, 2021 are $8,500.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and the period from February 26, 2020 (inception) through December 31, 2020.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index, which are available on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

MALLARD ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Mallard Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mallard Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from February 26, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from February 26, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 1 and 11 to the financial statements, the Company’s period to complete a business combination ended on April 29, 2022 and the Board of Directors determined that the Company will not implement an extension. As a result, the Company will cease all operations except for the purpose of winding up, redeem the public shares, and dissolve and liquidate. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Houston, TX

PCAOB ID Number 688

May 10, 2022

MALLARD ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$60,877	$782,937
Prepaid expenses	133,333	292,552
Total Current Assets	194,210	1,075,489

Marketable securities held in Trust Account	111,113,029	111,101,918
TOTAL ASSETS	$111,307,239	$112,177,407

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	184,042	106,241
Promissory note – related party	500,000	—
Total Current Liabilities	684,042	106,241

Warrant liabilities	5,920,000	15,750,000
Deferred underwriting fee payable	3,850,000	3,850,000
Total Liabilities	10,454,042	19,706,241

Commitments
Common stock subject to possible redemption; 11,000,000 shares at redemption value of $10.10 per share at December 31, 2021 and 2020	111,100,000	111,100,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,750,000 shares issued and outstanding (excluding 11,000,000 shares subject to possible redemption) at December 31, 2021 and 2020	275	275
Additional paid-in capital	—	—
Accumulated deficit	(10,247,078)	(18,629,109)
Total Stockholders’ Deficit	(10,246,803)	(18,628,834)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$111,307,239	$112,177,407

The accompanying notes are an integral part of the financial statements.

MALLARD ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from February 26, 2020 (Inception) through December 31, 2020
Formation and operating costs	$1,459,079	$236,698
Loss from operations	(1,459,079)	(236,698)

Other income (expense):
Interest earned on investments held in Trust Account	11,110	1,918
Change in fair value of warrant liabilities	9,830,000	1,520,000
Change in fair value of Over-Allotment Options	—	73,160
Fair value of Private Placement Warrants in excess of purchase price	—	(3,800,000)
Transaction costs allocable to Public and Private Placement Warrants	—	(543,798)
Other income (expense), net	9,841,110	(2,748,720)

Net income (loss)	$8,382,031	$(2,985,418)

Basic and diluted weighted average shares outstanding, redeemable common stock	11,000,000	2,242,718
Basic and diluted net income (loss) per share, redeemable common stock	$0.61	$(0.60)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,750,000	2,750,000
Basic and diluted net income (loss) per share, non-redeemable common stock	0.61	(0.60)

The accompanying notes are an integral part of the financial statements.

MALLARD ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – February 26, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	3,162,500	316	24,684	—	25,000

Forfeiture of Founder Shares	(412,500)	(41)	41	—	—

Remeasurement of common stock subject to possible redemption to redemption value	—	—	(560,552)	(15,570,531)	(16,131,083)

Remeasurement of Over-Allotment Option	—	—	—	(73,160)	(73,160)

Excess of fair value of the Founder Shares and Private Placement Warrants transferred to Anchor Investors	—	—	535,827	—	535,827

Net loss	—	—	—	(2,985,418)	(2,985,418)

Balance – December 31, 2020	2,750,000	$275	$—	$(18,629,109)	$(18,628,834)

Net income (loss)	—	—	—	8,382,031	8,382,031

Balance – December 31, 2021	2,750,000	$275	$—	$(10,247,078)	$(10,246,803)

The accompanying notes are an integral part of the financial statements.

MALLARD ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from February 26,2020 (Inception) Through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$8,382,031	$(2,985,418)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(9,830,000)	(1,520,000)
Change in fair value of Over-Allotment Option	—	(73,160)
Fair value of Private Placement Warrants in excess of purchase price	—	3,800,000
Transaction costs allocable to Public and Private Placement Warrants	—	543,798
Interest earned on investments held in Trust Account	(11,111)	(1,918)
Changes in operating assets and liabilities:
Prepaid expenses	159,219	(292,552)
Accounts payable and accrued expenses	77,801	106,241
Net cash used in operating activities	(1,222,060)	(423,009)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(111,100,000)
Net cash used in investing activities	—	(111,100,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	107,800,000
Proceeds from sale of Private Placement Warrants	—	5,000,000
Proceeds from promissory note – related party	—	285,392
Repayment of promissory note – related party	—	(285,392)
Advance from Sponsor	500,000	450,000
Repayment of advance from Sponsor	—	(450,000)
Payment of offering costs	—	(519,054)
Net cash provided by financing activities	500,000	112,305,946

Net Change in Cash	(722,060)	782,937
Cash – Beginning of period	782,937	—
Cash – End of period	$60,877	$782,937

Non-Cash Investing and Financing Activities:
Excess of fair value of Founder Shares	$—	$535,827
Deferred underwriting fee payable	$—	$3,850,000

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 26, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from marketable securities held in the Trust Account (as defined below), and non-operating gains and losses from the change in fair value of the warrant liabilities.

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

Transaction costs amounted to $7,104,881, consisting of $2,200,000 of underwriting fees, $3,850,000 of deferred underwriting fees, $535,827 representing the excess fair value of the founder shares and private placement warrants offered to Anchor Investors (See Note 6), and $519,054 of other offering costs. The Company allocated $543,798 of these costs to the liability-classified Public Warrants described in Note 4, and the Private Placement Warrants, and immediately recognized this amount in the statements of operations for the year ended December 31, 2020.

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

Liquidity and Going Concern

As of December 31, 2021, the Company had $60,877 in its operating bank accounts, $111,113,029 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $476,803.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. As discussed in Note 5, the Sponsor advanced $500,000 to the Company during the year ended December 31, 2021. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until April 29, 2022 to consummate a Business Combination. It is uncertain if the Company will be able to consummate a Business Combination by such date. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after this date.

Notwithstanding the stockholder approval of the Extension Amendment Proposal, the board of directors of the Company has determined that it is in the best interests of the Company and its stockholders to abandon and not implement the Extension Amendment Proposal, in accordance with the Amended and Restated Certificate of Incorporation.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognized changes in redemption value immediately as they have adjusted the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2021, the common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds from the Initial Public Offering	$110,000,000
Less:
Proceeds allocated to Public Warrants	(8,470,000)
Common stock issuance costs	(6,634,243)
Plus:
Remeasurement of carrying value to redemption value	16,204,243

Common stock subject to possible redemption- December 31, 2021	$111,100,000

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of common stock subject to redemption value is excluded from income (loss) per common share as the redemption value approximates fair value.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 10,500,000 shares of common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

			For the Period from February 26, 2020
	Year Ended		(Inception) Through
	December 31, 2021		December 31, 2020
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$6,705,625	$1,676,406	$(1,341,043)	$(1,644,375)
Denominator:
Basic and diluted weighted average shares outstanding	11,000,000	2,750,000	2,242,718	2,750,000
Basic and diluted net income (loss) per share of common stock	$0.61	$0.61	$(0.60)	$(0.60)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities (See Note 10).

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 — “Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”)”, to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 for emerging growth companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Revision of Previously Issued Financial Statements

In preparation of the Company’s financial statements as of and for the year ended December 31, 2021, the Company concluded that the grant date fair value of the underwriter over-allotment option should have been recognized and re-measured during the period from February 26, 2020 (Inception) through December 31, 2020, based on the fair value of the option using Black-Scholes.

The following table presents the immaterial impact of the revisions to the 2020 financial statements:

	As
	Previously		As
	Reported	Adjustments	Revised
Statement of Operations for the Period from February 26, 2020 (Inception) Through December 31, 2020
Net Loss	$(3,058,578)	$73,160	$(2,985,418)
Basic and diluted weighted average shares outstanding, redeemable common stock	2,242,718	—	2,242,718
Basic and diluted net loss per share, redeemable common stock	$(0.61)	$0.01	$(0.60)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,750,000	—	2,750,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.61)	$0.01	$(0.60)

Statement of Changes in Stockholders’ Deficit for the Period from February 26, 2020 (Inception) Through December 31, 2020
Remeasurement of Common Stock to redemption amount	$(16,131,083)	$(73,160)	$(16,204,243)
Net Loss	$(3,058,578)	$73,160	$(2,985,418)
Statement of Cash Flows for the Period from February 26, 2020 (Inception) Through December 31, 2020
Net Loss	$(3,058,578)	$73,160	$(2,985,418)
Net change in Over-allotment Liability	$—	73,160	$73,160

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one share of common stock at a price of $11.50 per whole share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 10,000,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, for an aggregate purchase price of $5,000,000. The Sponsor agreed to purchase up to an additional 900,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, or an aggregate of $450,000, to the extent the underwriters exercise their over-allotment option in full or in part. However, the over-allotment option was not exercised and expired in December 2020. Each Private Placement Warrant is exercisable to purchase one-half of one share of common stock at a price of $11.50 per whole share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants. The Company recognized the amount by which the initial fair value of the Private Placement Warrants exceeded the purchase price of $3,800,000 in the statement of operations for the year ended December 31, 2020.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 26, 2020, the Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate consideration of $25,000. On October 20, 2020, the Company effectuated a stock dividend of 0.1 share for each share of its outstanding common stock resulting in an aggregate of 3,162,500 Founder Shares outstanding. The Founder Shares included an aggregate of up 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). In December 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 412,500 shares. Accordingly, 2,750,000 Founder Shares remain issued and outstanding as of December 31, 2021 and 2020.

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

Promissory Note — Related Party

On February 26, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering (the “IPO Promissory Note”). The IPO Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the consummation of the Initial Public Offering. The Company repaid the entire outstanding balance of $285,392 under the Sponsor Promissory Note on November 2, 2020. Borrowings under the IPO Promissory Note are no longer available.

On August 27, 2021, as amended on September 30, 2021, the Sponsor issued a new promissory note to the Company for an amount up to $500,000 to cover working capital expenses (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of April 29, 2022 or the consummation of a Business Combination. As of December 31, 2021, there was $500,000 outstanding under the Promissory Note.

Subsequently, on February 2, 2022 the Company amended the Promissory Note to increase the aggregate amount of the Promissory Note to $1,000,000. As stated in Note 5, Working Capital Loans have the option to be convertible to Private Placement Warrants up to the amount of $1,500,000 at $0.50 per warrant. The Promissory Note does not contain any convertible features and is not held the same as the Working Capital Loans described in Note 5.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 2,750,000 shares of common stock issued and outstanding, excluding 11,000,000 shares of common stock subject to possible redemption which are presented as temporary equity.

NOTE 8. WARRANT LIABILITIES

As of December 31, 2021 and 2020, there are 11,000,000 Public Warrants which can be exercised to purchase an aggregate of 5,500,000 shares and 10,000,000 Private Placement Warrants which can be exercised to purchase an aggregate of 5,000,000 shares outstanding.

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

NOTE 9. INCOME TAX

The Company’s net deferred tax asset at December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020
Deferred tax asset
Net operating loss carryforward	$58,291	$961,502
Startup/Organization Expenses	$295,128	—
Total deferred tax asset	353,419	961,502
Valuation Allowance	(353,419)	(961,502)
Deferred tax asset, net allowance	$—	$—

The income tax provision for the year ended December 31, 2021 and for the period from February 26, 2020 (inception) through December 31, 2020 consists of the following:

	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	608,083	(961,502)
State and Local
Current	$—	$—
Deferred	—	—
Change in valuation allowance	(608,083)	961,502
Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had an approximate $278,000 and $235,000 U.S. federal net operating loss carryover available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from February 26, 2020 (inception) through December 31, 2020, and 2021, the change in the valuation allowance was $961,502 and $(608,083) respectfully.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in valuation allowance	(7.3)%	4.9%
True-up	10.9%	0.0%
Change in value of derivative liability	(24.6)%	(25.9)%
Income tax provision	0.0%	0.0%

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

At December 31, 2021 and 2020, investments held in the Trust Account were comprised of $111,113,029 and $111,101,918, respectively, in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$111,113,029	$111,113,029	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$3,080,000	$3,080,000	$—	$—
Warrant Liability – Private Placement Warrants	$2,840,000	$—	$—	$2,840,000

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$111,101,918	$111,101,918	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$8,800,000	$8,800,000	$—	$—
Warrant Liability – Private Placement Warrants	$6,950,000	$—	$—	$6,950,000

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

The fair value of the Private Placement Warrants was estimated using the Black-Scholes model and the following assumptions:

	December 31, 2021	December 31, 2020
Estimated dividend yield	—	—
Expected volatility	10.3%	25%
Risk-free interest rate	1.04%	0.36%
Expected term (years)	5.00	5.00

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$6,950,000
Change in fair value	(4,110,000)
Fair value as of December 31, 2021	$2,840,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during any of the periods presented.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 2, 2022, the Company amended the Promissory Note (the “Second Promissory Note”) to increase the principal amount of the note to $1,000,000. As of April 15, 2022, the amount outstanding under the Second Promissory Note was $740,000.

On April 25, 2022, the Company held a special meeting of stockholders, at which the Company’s stockholders approved a proposed amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from April 29, 2022 to July 29, 2022, with an option for the Company, without another stockholder vote, to elect to extend the date to consummate a business combination for an additional three months, from July 29, 2022 to October 29, 2022 (the “Extension Amendment Proposal”). Notwithstanding the stockholder approval of the Extension Amendment Proposal, the board of directors of the Company determined that it was in the best interests of the Company and its stockholders to abandon and not implement the Extension Amendment Proposal.

Due to the Company’s inability to consummate an initial business combination within the time period required by its amended and restated certificate of incorporation, the Company intends to dissolve and liquidate in accordance with the provisions of its amended and restated certificate of incorporation and will redeem all of the shares of outstanding common stock that were included in the units issued in its initial public offering (the “Public Shares”), at a per-share redemption price of approximately $10.10. As of the close of business on April 29, 2022, the Public Shares represent only the right to receive the redemption amount.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 27, 2020, between the Company and Chardan Capital Markets, LLC (2)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Certificate of Incorporation (1)
3.3	Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement dated October 27, 2020 between Continental Stock Transfer & Trust Company and the Registrant. (1)
4.5	Description of Registered Securities. (3)
10.1	Letter Agreement dated October 27, 2020 among the Registrant, Mallard Founders Holdings, LLC and each of the executive officers and directors of the Registrant. (2)
10.2	Investment Management Trust Agreement dated October 27, 2020 between Continental Stock Transfer & Trust Company and the Registrant. (2)
10.3	Registration Rights Agreement dated October 27, 2020 among the Registrant, Mallard Founders Holdings, LLC and the Holders signatory thereto. (2)
10.4	Private Placement Warrants Purchase Agreement dated October 27, 2020 between the Registrant and Mallard Founders Holdings, LLC. (2)
10.5	Form of Indemnity Agreement. (1)
10.6	Securities Subscription Agreement dated February 26, 21020 between the Registrant and Mallard Founders Holdings, LLC. (1)
10.7	Second Amended and Restated Promissory Note of the Company, dated February 2, 2022. (4)
14.1	Code of Ethics (1)
14.2	Audit Committee Charter (1)
14.3	Compensation Committee Charter (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, originally filed with the SEC on September 21, 2020 (File No. 333-248939), as amended.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 30, 2020.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on April 22, 2021.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 4, 2022.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2022	MALLARD ACQUISITION CORP.

	By:	/s/ P. Jeffrey Leck
	Name:	P. Jeffrey Leck
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ P. Jeffrey Leck	Chief Executive Officer, President and Director	May 10, 2022
P. Jeffrey Leck	(Principal Executive Officer)

/s/ John F. Kirtley	Chief Financial Officer, Secretary, Treasurer and Director	May 10, 2022
John F. Kirtley	(Principal Financial and Accounting Officer)

/s/ Marc S. Sculler	Director	May 10, 2022
Marc S. Sculler

/s/ William Weatherford	Director	May 10, 2022
William Weatherford

/s/ Jennifer Paul	Director	May 10, 2022
Jennifer Paul

/s/ Scott Yearwood	Director	May 10, 2022
Scott Yearwood